Form 10-K
period 2005-03-07
GS Mortgage Securities Corp. GSAMP Trust 2004-AR1
filed 2005-03-31
CIK 1297161

UNITED STATES OF AMERICA
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-K

                   Annual Report Pursuant to Section 13 or 15(d)
                      of the Securities Exchange Act of 1934

                             For the fiscal year ended
                                 December 31, 2004

                        Commission file number: 333-100818-42

                             GS Mortgage Securities Corp.,
                   (as Depositor under the Pooling and Servicing
                 Agreement, dated as of June 1, 2004, providing for the issuance of GSAMP Trust 2004-AR1, Mortgage Pass-Through
                             Certificates Series, 2004-AR1)
              (Exact name of Registrant as specified in its Charter)

                Delaware                                    13-6357101
           (State or other jurisdiction                  (I.R.S. Employer
           incorporation or organization)              Identification Number)

          85 Broad Street
           NEW YORK, NEW YORK                             10004
         (Address of principal executive offices)      (Zip Code)

            Registrant's telephone number, including area code:
                               (212)902-1000

          Securities registered pursuant to Section 12(b) of the Act:
                                     None

          Securities registered pursuant to Section 12(g) of the Act:
                                     None

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to
     Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
     Form 10-K.         [x]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

     Not Applicable

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of December 31, 2004.

     Not Applicable

     DOCUMENTS INCORPORATED BY REFERENCE
     None

     PART I

     ITEM 1.  Business.

     Not Applicable

     ITEM 2.  Properties.

     Not Applicable

     ITEM 3.  Legal Proceedings.

     The Registrant knows of no material pending legal proceedings involving the trust created under the Pooling and Servicing Agreement, the trustee, any servicer or the registrant with respect to the trust other than routine litigation incidental to the duties of the respective parties.

     ITEM 4.  Submission of Matters to a Vote of Security Holders.

     None

     PART II

     ITEM 5. Market for Registrant's Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities.

     There is currently no established public trading market for Registrant's Certificates known to the Registrant.

     As of December 31, 2004 the number of holders of record for the registered certificates was 14 based on the Trustee's records.

     ITEM 6.  Selected Financial Data.

     Not Applicable

     ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Not Applicable

     ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risk.

     Not Applicable

     ITEM 8.  Financial Statements and Supplementary Data.

     Not Applicable

     ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None

     ITEM 9A  Controls and Procedures

     Not Applicable

     ITEM 9B Other Information

     None

     PART III

     ITEM 10.  Directors and Executive Officers of Registrant.

     Not Applicable

     ITEM 11.  Executive Compensation.

     Not Applicable

     ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

     Not Applicable

     ITEM 13.  Certain Relationships and Related Transactions.

     Not Applicable

     ITEM 14.  Principal Accountant Fees and Services

     Not Applicable

     PART IV

     ITEM 15. Exhibits, Financial Statement Schedules.

     (a) The following is a list of documents filed as part of this Annual Report on Form 10-K:

         Exhibit 31   Sarbanes-Oxley Act Section 302 Certification

         Exhibit 99.1 Servicer's Annual Statement of Compliance for Year End December 31, 2004

         Exhibit 99.2 Servicer's Annual Independent Accountant's Report for Year End December 31, 2004

         Exhibit 99.3 Aggregate Statement of Distributions to
         Certificateholders for Year End December 31, 2004.

     (b) The exhibits required to be filed by Registrant pursuant to Item 601 of Regulation S-K are listed above.

     (c) Not Applicable



                                     SIGNATURE

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                   GS Mortgage Securities Corp.,
                                   as Depositor


                                       By: /s/: Michelle Gill
                                                Michelle Gill
                                                Vice President


     Date: March 30, 2005


     SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

     (a) (1)  No annual report is provided to the certificateholders.

     (a) (2) No proxy statement, form of proxy or other proxy soliciting material has been sent to any certificateholder with respect to any annual or other meeting of the certificateholders.

Exhibit 31

CERTIFICATION

 GSAMP Trust 2004-AR1 (the "Trust") Mortgage Pass Through Certificates, Series 2004-AR1, issued pursuant to the Pooling and Servicing Agreement, dated as of June 1, 2004 (the "Pooling and Servicing Agreement"), among
GS Mortgage Securities Corp., Countrywide Home Loans Servicing LP, as
 servicer (the "Servicer"), Deutsche Bank National Trust Company, as trustee (the "Trustee") and Ameriquest Mortgage Company, as responsible party

 I, Michelle Gill, certify that:

1. I have reviewed this annual report on Form 10K (the "Annual Report"), and all reports on Form 8K containing distribution reports (collectively with this Annual Report, the "Reports") filed in respect of periods included in the year covered by this Annual Report, of the Trust;

2. Based on my knowledge, the information in the Reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this Annual Report;

3. Based on my knowledge, the distribution or servicing information required to be provided to the Trustee by the Servicer under the Pooling and
Servicing Agreement for inclusion in the Reports is included in the Reports;

4. Based on my knowledge and upon the annual compliance statement included in this Annual Report and required to be delivered to the Trustee in accordance with the terms of the Pooling and Servicing Agreement, and except as disclosed in the Reports, the Servicer have fulfilled its obligations under the Pooling and Servicing Agreement; and

5. The Reports disclose all significant deficiencies relating to the Servicer's compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar procedure, as set forth in the Pooling and Servicing Agreement, that is included in the Reports.

In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties:
the Trustee and the Servicer.

Date: March 30, 2005
/s/: Michelle Gill
Michelle Gill
Vice President

Exhibit 99.1


Countrywide Home Loans company logo here

400 Countrywide Way
Simi Valley, California 93065-6298

March 23, 2005

GOLDMAN SACHS (CRA ARM)
85 Broad Street 6th Floor
New York, NY  10004
Attn:  John Makarinos

OFFICER'S CERTIFICATE

I, Joseph Candelario, herby certify that I am the First Vice President, Loan Administration of Countrywide Home loans, Inc., fka Countrywide Funding Corporation. I further certify, with respect to the applicable servicing agreements (the "Servicing Agreements") with respect to the transactions listed on Exhibit A (collectively, the "Servicers") for Countrywide Mortgage Obligations, Inc. and Countrywide Home Loan Servicing, LP, the following:

I have reviewed the activities and performance of each Servicer during the fiscal year ended December 31, 2004 under the applicable Servicing Agreements and, to the best of my knowledge, based on my review, each Servicer has fulfilled all of its duties, responsibilities or obligations under the Servicing Agreements throughout the fiscal year.

By: /s/: Joseph Candelario
Joseph Candelario
Date: March 23, 2005
First Vice President
Compliance Officer
Loan Administration

re:  Investor Numbers:  7002449, 7801017, 7801019, 7801020, 7801021,
7801023, 7801025, 7801028, 7801029, 7801059, 7801119, 7801125, 3001173,
7003965, 7004080, 7004136, 7004142, 7004245, 7004336, 7004337, 7004338,
7004398, 7004550, 7004633, 7004634, 7004635, 7004649, 7004737, 7004773,
7004779, 7004858, 7004863, 7004874, 7004875, 3770130.

Exhibit A


GSR 2004-2F
GSR 2004-3F
GSR 2004-4
GSR 04-5
GSR 2004-7
GSR 04-8F
GSR 2004-9
GSR 04-10F
GSR 04-11
GSR 2004-12
GSR 2004-14
GSR 2004-15F

GSAMP 2004-AR1
GSAMP 2004-AR2
GSAMP 2004-HE2

GSAA 04-CW1
GSAA 2004-3
GSAA 04-5
GSAA 04-7
GSAA 04-8
GSAA 04-9
GSAA 04-10
GSAA 2004-11

Exhibit 99.2


KPMG logo here


KPMG LLP
Suite 2000
355 South Grand Avenue
Los Angeles, CA 90071-1568

Independent Accountants' Report

The Board of Directors
Countrywide Financial Corporation:

We have examined the accompanying management's assertion, that Countrywide Financial Corporation and subsidiaries, including its wholly-owned subsidiary Countrywide Home Loans, Inc. (CHL) and Countrywide Home Loans Servicing, L.P., a wholly-owned subsidiary of CHL, (collectively, the Company) complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) as of and for the year ended December 31, 2004. Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the minimum servicing standards specified above and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the minimum servicing standards.

In our opinion, management's assertion that Countrywide Financial Corporation and subsidiaries, including its wholly-owned subsidiary Countrywide Home Loans, Inc. (CHL) and Countrywide Home Loan Servicing, L.P., a wholly-owned subsidiary of CHL, complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2004 is fairly stated, in all material respects.

/s/: KPMG LLP

March 17, 2005

Countrywide Home Loans logo here

2900 Madera Road
Simi Valley, California 93065-6298
(805) 955-1000

Management's Assertion
March 17, 2005

As of and for the year ended December 31, 2004, Countrywide Financial Corporation and Subsidiaries (which includes its wholly-owned subsidiary, Countrywide Home Loans, Inc. ("CHL"), and Countrywide Home Loans Servicing, L.P., a wholly-owned subsidiary of CHL) (the "Company") has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers. As of and for this same period, the Company had in effect a fidelity bond and errors and omissions policy in the amount of $200 million and $100 million, respectively.

/s/: Thomas K McLaughlin
     Thomas K McLaughlin
     Executive Managing Director and
     Chief Financial Officer

/s/: Kevin Meyers
     Kevin Meyers
     Managing Director, Chief Financial Officer
     Loan Administration